Form 10-K
period 2016-12-31
CSAIL 2015-C1 Commercial Mortgage Trust
filed 2017-03-21
CIK 1634172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-199921-01

Central Index Key Number of the issuing entity: 0001634172

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

Not applicable.

EXPLANATORY NOTES

The Soho-Tribeca Grand Hotel Portfolio Mortgage Loan, the Westfield Trumbull Mortgage Loan and the Bayshore Mall Mortgage Loan, which constituted approximately 9.1%, 6.4% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the Westfield Trumbull Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Bayshore Mall Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan, the Westfield Trumbull Mortgage Loan and the Bayshore Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. KeyBank National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of KeyBank National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 500 Fifth Avenue Mortgage Loan and the St. Louis Premium Outlets Mortgage Loan, which constituted approximately 8.2% and 2.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 500 Fifth Avenue Mortgage Loan and the St. Louis Premium Outlets Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 500 Fifth Avenue Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (b) with respect to the St. Louis Premium Outlets Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2014-C26 transaction, Commission File Number 333-190246-11 (the “JPMBB 2014-C26 Transaction”). These loan combinations, including the 500 Fifth Avenue Mortgage Loan and the St. Louis Premium Outlets Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C26 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2014-C26 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2014-C26 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Westfield Wheaton Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Westfield Wheaton Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Westfield Wheaton Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Westfield Wheaton Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Westfield Wheaton loan combination in the CSAIL 2015-C2 Commercial Mortgage Trust transaction, Commission File Number 333-199921-02 (the “CSAIL 2015-C2 Transaction”).  After the closing of the CSAIL 2015-C2 Transaction on May 20, 2015, this loan combination, including the Westfield Wheaton Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2015-C2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2015-C2 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2015-C2 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the Westfield Wheaton Mortgage Loan and the custodian and trustee of the 500 Fifth Avenue Mortgage Loan and the St. Louis Premium Outlets Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 500 Fifth Avenue Mortgage Loan and the St. Louis Premium Outlets Mortgage Loan and the custodian of the Westfield Wheaton Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Westfield Wheaton Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Westfield Wheaton Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Westfield Wheaton Mortgage Loan and Wilmington Trust, National Association as trustee of the Westfield Wheaton Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of Rialto Capital Advisors, LLC as special servicer of the Westfield Wheaton Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to KeyBank National Association, as master servicer, C-III Asset Management, LLC, as Special Servicer and Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 500 Fifth Avenue Mortgage Loan and the St. Louis Premium Outlets Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C26 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2014-C26 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2014-C26 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of March 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 27, 2015 under Commission File No. 333-199921-01 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 20, 2015 under Commission File No. 333-199921-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of May 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2015 under Commission File No. 333-199921-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 KeyBank National Association, as Master Servicer
33.2 C-III Asset Management LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.1)
33.8 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.4)
33.11 Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.5)
33.12 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.1)
33.13 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 33.4)
33.16 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 33.5)
33.17 KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 33.1)
33.18 C-III Asset Management LLC, as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 33.2)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Bayshore Mall Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Custodian of the Bayshore Mall Mortgage Loan (see Exhibit 33.4)
33.21 Park Bridge Lender Services LLC, as Operating Advisor of the Bayshore Mall Mortgage Loan (see Exhibit 33.5)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan
33.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 33.22)
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 500 Fifth Avenue Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the 500 Fifth Avenue Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 500 Fifth Avenue Mortgage Loan
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.22)
33.28 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.22)
33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.3)
33.30 Wells Fargo Bank, National Association, as Custodian of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.31 Pentalpha Surveillance LLC, as Senior Trust Advisor of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.26)
33.32 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
33.33 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
33.34 Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
33.35 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 33.3)
33.36 Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 33.4)
33.37 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 33.5)
33.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
33.39 National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 KeyBank National Association, as Master Servicer
34.2 C-III Asset Management LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.1)
34.8 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.4)
34.11 Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.5)
34.12 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.1)
34.13 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 34.4)
34.16 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 34.5)
34.17 KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 34.1)
34.18 C-III Asset Management LLC, as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 34.2)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Bayshore Mall Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Custodian of the Bayshore Mall Mortgage Loan (see Exhibit 34.4)
34.21 Park Bridge Lender Services LLC, as Operating Advisor of the Bayshore Mall Mortgage Loan (see Exhibit 34.5)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan
34.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 34.22)
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 500 Fifth Avenue Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the 500 Fifth Avenue Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 500 Fifth Avenue Mortgage Loan
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.22)
34.28 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.22)
34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.3)
34.30 Wells Fargo Bank, National Association, as Custodian of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.31 Pentalpha Surveillance LLC, as Senior Trust Advisor of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.26)
34.32 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
34.33 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
34.34 Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
34.35 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 34.3)
34.36 Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 34.4)
34.37 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 34.5)
34.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
34.39 National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

35 Servicer compliance statements.

35.1 KeyBank National Association, as Master Servicer
35.2 C-III Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkadia Commercial Mortgage LLC, as Primary Servicer
35.5 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.1)
35.6 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 35.1)
35.9 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 35.3)
35.11 KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 35.1)
35.12 C-III Asset Management LLC, as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 35.2)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Bayshore Mall Mortgage Loan (see Exhibit 35.3)
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan
35.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 35.14)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 500 Fifth Avenue Mortgage Loan
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 35.14)
35.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 35.14)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 35.16)
35.20 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
35.21 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan

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

(Depositor)

/s/ Patrick A. Remmert Jr.

Patrick A. Remmert Jr., President

(senior officer in charge of securitization of the depositor)

Date: March 20, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of March 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 27, 2015 under Commission File No. 333-199921-01 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 20, 2015 under Commission File No. 333-199921-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of May 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 20, 2015 under Commission File No. 333-199921-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 KeyBank National Association, as Master Servicer
33.2 C-III Asset Management LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.1)
33.8 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.4)
33.11 Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.5)
33.12 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.1)
33.13 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 33.4)
33.16 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 33.5)
33.17 KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 33.1)
33.18 C-III Asset Management LLC, as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 33.2)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Bayshore Mall Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Custodian of the Bayshore Mall Mortgage Loan (see Exhibit 33.4)
33.21 Park Bridge Lender Services LLC, as Operating Advisor of the Bayshore Mall Mortgage Loan (see Exhibit 33.5)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan
33.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 33.22)
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 500 Fifth Avenue Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the 500 Fifth Avenue Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 500 Fifth Avenue Mortgage Loan
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.22)
33.28 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.22)
33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.3)
33.30 Wells Fargo Bank, National Association, as Custodian of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.31 Pentalpha Surveillance LLC, as Senior Trust Advisor of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.26)
33.32 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
33.33 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
33.34 Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
33.35 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 33.3)
33.36 Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 33.4)
33.37 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 33.5)
33.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
33.39 National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 KeyBank National Association, as Master Servicer
34.2 C-III Asset Management LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.1)
34.8 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.4)
34.11 Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.5)
34.12 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.1)
34.13 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 34.4)
34.16 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 34.5)
34.17 KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 34.1)
34.18 C-III Asset Management LLC, as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 34.2)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Bayshore Mall Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Custodian of the Bayshore Mall Mortgage Loan (see Exhibit 34.4)
34.21 Park Bridge Lender Services LLC, as Operating Advisor of the Bayshore Mall Mortgage Loan (see Exhibit 34.5)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan
34.23 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 34.22)
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 500 Fifth Avenue Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the 500 Fifth Avenue Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 500 Fifth Avenue Mortgage Loan
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.22)
34.28 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.22)
34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.3)
34.30 Wells Fargo Bank, National Association, as Custodian of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.31 Pentalpha Surveillance LLC, as Senior Trust Advisor of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.26)
34.32 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
34.33 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
34.34 Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
34.35 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 34.3)
34.36 Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 34.4)
34.37 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 34.5)
34.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
34.39 National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

35 Servicer compliance statements.

35.1 KeyBank National Association, as Master Servicer
35.2 C-III Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkadia Commercial Mortgage LLC, as Primary Servicer
35.5 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.1)
35.6 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 35.1)
35.9 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 35.3)
35.11 KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 35.1)
35.12 C-III Asset Management LLC, as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 35.2)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Bayshore Mall Mortgage Loan (see Exhibit 35.3)
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan
35.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 35.14)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 500 Fifth Avenue Mortgage Loan
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 35.14)
35.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 35.14)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 35.16)
35.20 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
35.21 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan

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