Form 10-K
period 2021-12-31
CSAIL 2015-C1 Commercial Mortgage Trust
filed 2022-03-15
CIK 1634172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Westfield Wheaton Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Wheaton Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Westfield Wheaton Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan prior to August 6, 2021 and Rialto Capital Advisors, LLC as special servicer of the Westfield Wheaton Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Berkadia Commercial Mortgage LLC, as Primary Servicer

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.9         KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.10       Situs Holdings, LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan prior to August 6, 2021

33.11       Greystone Servicing Company LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan on and after August 6, 2021 (see Exhibit 33.2)

33.12       Wells Fargo Bank, National Association, as Trustee of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.16       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.1)

33.17       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.2)

33.18       Wells Fargo Bank, National Association, as Trustee of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 33.4)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 33.5)

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.22       KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 33.1)

33.23       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 33.2)

33.24       Wells Fargo Bank, National Association, as Trustee of the Bayshore Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Bayshore Mall Mortgage Loan (see Exhibit 33.4)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Bayshore Mall Mortgage Loan (see Exhibit 33.5)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan

33.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 33.28)

33.30       Wells Fargo Bank, National Association, as Trustee of the 500 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the 500 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.32       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 500 Fifth Avenue Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.28)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.28)

33.36       Wells Fargo Bank, National Association, as Trustee of the St. Louis Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.4)

33.38       Pentalpha Surveillance LLC, as Senior Trust Advisor of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 33.32)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

33.41       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 33.4)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 33.5)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.8)

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

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Berkadia Commercial Mortgage LLC, as Primary Servicer

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.9         KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.10       Situs Holdings, LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan prior to August 6, 2021

34.11       Greystone Servicing Company LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan on and after August 6, 2021 (see Exhibit 34.2)

34.12       Wells Fargo Bank, National Association, as Trustee of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.16       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.1)

34.17       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.2)

34.18       Wells Fargo Bank, National Association, as Trustee of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 34.4)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 34.5)

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.22       KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 34.1)

34.23       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 34.2)

34.24       Wells Fargo Bank, National Association, as Trustee of the Bayshore Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Bayshore Mall Mortgage Loan (see Exhibit 34.4)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Bayshore Mall Mortgage Loan (see Exhibit 34.5)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan

34.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 34.28)

34.30       Wells Fargo Bank, National Association, as Trustee of the 500 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the 500 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.32       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 500 Fifth Avenue Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.28)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.28)

34.36       Wells Fargo Bank, National Association, as Trustee of the St. Louis Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.4)

34.38       Pentalpha Surveillance LLC, as Senior Trust Advisor of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 34.32)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

34.41       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 34.4)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 34.5)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkadia Commercial Mortgage LLC, as Primary Servicer

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.6         KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         Situs Holdings, LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan prior to August 6, 2021 (Omitted. See Explanatory Notes.)

35.8         Greystone Servicing Company LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan on and after August 6, 2021 (see Exhibit 35.2)

35.9         KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 35.1)

35.10       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 35.1)

35.12       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Bayshore Mall Mortgage Loan (see Exhibit 35.2)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Fifth Avenue Mortgage Loan

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 500 Fifth Avenue Mortgage Loan (see Exhibit 35.13)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 35.13)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the St. Louis Premium Outlets Mortgage Loan (see Exhibit 35.13)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

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

/s/ Oliver Nisenson

Oliver Nisenson, Director

(senior officer in charge of securitization of the depositor)

Date: March 15, 2022