Form 10-K/A
period 2022-12-31
CSAIL 2015-C1 Commercial Mortgage Trust
filed 2023-07-12
CIK 1634172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 15, 2023 (the “Original Form 10-K”) is to file updated report on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria for Berkadia Commercial Mortgage LLC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.6         Berkadia Commercial Mortgage LLC, as Primary Servicer

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.6         Berkadia Commercial Mortgage LLC, as Primary Servicer

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

Date: July 12, 2023